Form 10-K
period 2001-12-31
COMMERCIAL MORTGAGE PASS THROUGH CERTIFICATES SERIES 2001-1
filed 2002-10-11
CIK 1138437

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

[X]      Annual  report  pursuant  to  Section  13 or  15(d)  of the Securities
         Exchange   Act  of  1934 for the fiscal year ended December 31, 2001

[  ]     Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the transition period from   to


                      Commission File Number  333-45884-02

                   GE CAPITAL COMMERCIAL MORTGAGE CORPORATION
             (Exact name of registrant as specified in its charter)


       Delaware                                           22-3755203
 (State or other jurisdiction of               (IRS Employer Identification No.)
     incorporation)


292 Long Ridge Road
Stamford, Connecticut                                           06927
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code : (203) 357-4000

                   GE Capital Commercial Mortgage Corporation
          Commercial Mortgage Pass-Through Certificates Series 2001-1
            (Title of each class of securities covered by this Form)


Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Documents incorporated by reference:  None

GE CAPITAL COMMERCIAL MORTGAGE CORPORATION
Commercial  Mortgage Pass-Through Certificates Series 2001-1

-----------------------------------------------------------------------


PART I

Item 1.  Business

         Omitted.

Item 2.  Properties

         Omitted.

Item 3.  Legal Proceedings

The Registrant is not aware of any material legal proceeding with respect to, the Company, the Master Servicer or the Trustee, as related to the Trust.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote or consent of Holders of the Offered Certificates during the fiscal year covered by this report.


PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The Trust does not issue stock. There is currently no established secondary market for the Certificates.


Item 6.  Selected Financial Data

         Omitted.

Item 7. Management's Discussion and Analysis of Financial condition and Results of Operations

         Omitted.

Item 8.  Financial Statements and Supplementary Data

         Omitted.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There was no change of accountants or disagreement with accountants on any matter of accounting principles or practices or financial disclosure.

PART III

Item 10. Directors and Executive Officers of the Registrant

         Omitted.

Item 11. Executive Compensation

         Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Omitted.


Item 13. Certain Relationships and Related Transactions

         No reportable transactions have occurred.


PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report:

    (1) Financial Statements:
         Omitted.

    (2)  Financial Statement Schedules:
         Omitted.

    (3)  Exhibits:

   Annual Servicer Statement of Compliance, filed as Exhibit 99.1 hereto. Annual Statement of Independent Accountants Report for the Servicer, filed as Exhibit 99.2 hereto.

(b) Reports on Form 8-K: The following Current Reports on Form 8-K were filed by the Registrant during the last quarter of 2001.

     Current Reports on Form 8-K dated October 15, 2001, were filed for the purpose of filing the Monthly Statement sent to the Holders of the Offered Certificates for payments made on October 15, 2001,
     November 15, 2001 and December 17, 2001. The items reported in such Current Report were Item 5 (Other Events).

(c)  Exhibits to this report are listed in Item (14)(a)(3) above.

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001

GE CAPITAL COMMERCIAL MORTGAGE CORPORATION
Commercial  Mortgage Pass-Through Certificates Series 2001-1
-----------------------------------------------------------------------

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 I, Diane E. Wallace, certify that:

 1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of GE Capital Commercial Mortgage Corporation.

 2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

 3. Based on my knowledge, the servicing information required to be provided to the trustee by the servicer under the pooling and servicing agreement is included in these reports.


                                     JPMorgan Chase Bank
                                     not in its individual capacity but solely as Paying Agent under the Agreement referred to herein

Date: October 11, 2002         By:   /s/  Diane E. Wallace
                                        --------------------------------------
                                        Diane E. Wallace
                                        Assistant Vice President

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

The registrant has not sent an annual report or proxy material to its security holders. The registrant will not be sending an annual report or proxy material to its security holders subsequent to the filing of this form.





                                 EXHIBIT INDEX

Exhibit     Description

 99.1       Servicer's Annual Statement of Compliance
 99.2       Servicer's Annual Independent Accountant's Report

EXHIBIT 99.1 - Servicer's Annual Statement of Compliance




GEMSA LOAN SERVICES, LP
1500 City West Boulevard, Suite 200
Houston, TX  77042
(713) 458-7200
(800) 456-1443

March 19, 2002

VIA FEDERAL EXPRESS

LaSalle Bank National Association, as Trustee
135 South LaSalle Street, Suite 1625
Chicago, IL  60603
Attn:  Asset-Backed Securities Trust Services - GECCMC 2001-1

The Chase Manhattan Bank, as initial Paying Agent
450 West 33rd Street, 14th floor
New York, NY  10001
Attn:  Capital Fiduciary Services (CMBS)

with a copy to:
GE Capital Commercial Mortgage Corporation, as Depositor
292 Long Ridge Road
Stamford, CT  06927
Attn:  Kathryn A. Cassidy, President

cc: Kevin L. Korsh, Esq.
Telecopy Number: (203) 357-6768


RE:  Annual Statement as to Compliance
     GE Capital Commercial Mortgage Corporation
     Commercial Mortgage Pass-Through Certificates Series 2001-1


     In accordance with Section 3.13 of the Pooling and Servicing Agreement (the "Agreement") dated as of May 1, 2001, entered into in connection with the above-referenced Certificates, the undersigned officer of GEMSA Loan Services, L.P, (the "Servicer") hereby certifies that (i) a review of the activities of the Servicer for the period from the Closing Date to December 31, 2001 and of its performance under the Agreement has been made under such officer's supervision, (ii) to the best of such officer's knowledge, based on such review, the Servicer has maintained an effective internal control system relating to its servicing of the Mortgage Loans serviced by it and has fulfilled in all material respects its obligations under the Agreement throughout such period, and (iii) the Servicer has received no notice regarding qualification, or challenging the status of the Lower-Tier REMIC or the Upper-Tier REMIC as a REMIC from the Internal Revenue Service or any other governmental agency or body.


-------------------------------------------------------------------------
/s/ Joseph Beggins, Chief Executive Officer, on behalf of
GEMSA Loan Services, L.P., successor by merger to GE
Capital Loan Services, Inc. in its capacity as Servicer

GE Capital Loan Services, Inc.
P. O. Box 671568, Houston, TX  77267
363 North Sam Housotn Parkway East, Suite 1200
Houston, TX  77060
(281) 405-7000


March 5, 2002

Arthur Andersen LLP
711 Louisiana Street, Suite 1300
Houston, Texas  77002

     For the seven months ended July 31, 2001 (on August 1, 2001, GE Capital Loan Services Inc. (GECLS) was merged into GEMSA Loan Services, L.P.), GECLS' servicing of multi-family and commercial mortgage loans has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. GECLS's Fidelity Bond policy provides coverage of up to $25,000,000 and GECLS's Errors and Omissions polocy provides coverage of up to $25,000,000 as of July 31, 2001. For other errors and omission liabilities GECLS was self-insured for risks of errors and omissions in the performance of its commercial mortgage loan servicing business by General Electric Capital Corporation, its indirect corporate parent as of July 31, 2001.


-----------------------------------------
/s/ Joseph Beggins
Chief Executive Officer




GEMSA LOAN SERVICES, LP
1500 City West Boulevard, Suite 200
Houston, TX  77042
(713) 458-7200
(800) 456-1443

March 5, 2002

Arthur Andersen LLP
711 Louisiana Street, Suite 1300
Houston, Texas  77002

     For the period from August 1, 2001 (the date of formation of the Partnership) to December 31, 2001, GEMSA Loan Services, L.P.'s (GEMSA) servicing of multi-family and commercial mortgage loans has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. In addition, GEMSA's Fidelity Bond policy provides coverage of up to $50,000,000 and GEMSA's Errors and Omissions polocy provides coverage of up to $47,500,000 as of December 31, 2001.


-----------------------------------------
/s/ Joseph Beggins
Chief Executive Officer

EXHIBIT 99.2 - Servicer's Annual Independent Accountant's Report


GEMSA LOAN SERVICES, LP
1500 City West Boulevard, Suite 200
Houston, TX  77042
(713) 458-7200
(800) 456-1443

March 19, 2002

VIA FEDERAL EXPRESS

LaSalle Bank National Association, as Trustee
135 South LaSalle Street, Suite 1625
Chicago, IL  60603
Attn:  Asset-Backed Securities Trust Services - GECCMC 2001-1

The Chase Manhattan Bank, as initial Paying Agent
450 West 33rd Street, 14th floor
New York, NY  10001
Attn:  Capital Fiduciary Services (CMBS)

Key Corp Real Estate Capital Markets
d/b/a Key Commercial Mortgage, as Special Servicer
911 Main Street, Suite 1500
Kansas City, MO  64105
Attn:  E.J. Burke

Fitch Inc., as Rating Agency
One State Street Plaza
New York, NY  10004
Attn:  Commercial Mortgage-Backed Securities Group

Moody's Investors Service, Inc. as Rating Agency
99 Church Street
New York, NY  1007
Attn:  CMBS-Monitoring


RE:  Report by Independent Public Accountants
     GE Capital Commercial Mortgage Corporation
     Commercial Mortgage Pass-Through Certificates Series 2001-1


     In accordance with Section 3.13 of the Pooling and Servicing Agreement (the "Agreement") dated as of May 1, 2001, entered into in connection with the above-referenced Certificates, please find Servicer's Annual Accountant's Report ("USAP").


-------------------------------------------------------------------------
/s/ Joseph Beggins, Chief Executive Officer, on behalf of
GEMSA Loan Services, L.P., successor by merger to GE
Capital Loan Services, Inc. in its capacity as Servicer

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To:  GE Capital Loan Services Inc.:

     We have examined management's accompanying assertion about GE Capital Loan Services, Inc.'s (GECLS) compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) for the seven months ended July 31, 2001, in relation to its servicing of multifamily and commercial mortgage loans (excluding GE related-party loans). Management is responsible for GECLS' compliance with the aforementioned servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's complaince based on our examination.

     Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about GECLS' compliance with the aforementioned standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on GECLS' compliance with the aforementioned standards.

     In our opinion, management's accompanying assertion that GECLS's servicing of multifamily and commercial mortgage loans complied in all material respects with the aforementioned minimum servicing standards for the seven months ended July 31, 2001, is fairly stated, in all material respects.


-----------------------------
/s/ Arthur Andersen LLP

Houston, Texas
March 5, 2002



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To:  GEMSA Loan Services Inc.:

     We have examined management's accompanying assertion about GEMSA Loan Services, Inc.'s (GEMSA) compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) for the period from August 1, 2001 (date of formation of the Partnership) to December 31, 2001, in relation to its servicing of multifamily and commercial mortgage loans. Management is responsible for GEMSA's compliance with the aforementioned servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's complaince based on our examination.

     Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about GEMSA's compliance with the aforementioned standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on GEMSA' compliance with the aforementioned standards.

     In our opinion, management's accompanying assertion that GEMSA's servicing of multifamily and commercial mortgage loans complied in all material respects with the aforementioned minimum servicing standards for the period from August 1, 2001 (date of formation of the Partnership) to December 31, 2001, is fairly stated, in all material respects.


-----------------------------
/s/ Arthur Andersen LLP

Houston, Texas
March 5, 2002